Form 10-K
period 2006-12-31
Credit Suisse Commercial Mortgage Trust Series 2006-C5
filed 2007-04-02
CIK 1382095

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-137192-01

       Credit Suisse Commercial Mortgage Trust 2006-C5
       (exact name of issuing entity as specified in its charter)

       Credit Suisse First Boston Mortgage Securities Corp.
       (exact name of the depositor as specified in its charter)

       Column Financial, Inc.
       KeyBank National Association
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2198490
  (State or other jurisdiction of                   54-2198491
  incorporation or organization)                    54-6731708
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. *

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. *

        Yes  X       No  ___

    * The issuing entity has been required to file reports with respect to the period following the issuance of its securities and December 31, 2006. The issuing entity has filed a Form 15.


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on January 5, 2007) incorporated by reference in Part IV.

    Mortgage Loan Purchase Agreement (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 5, 2007) incorporated by reference in Part IV.

    Mortgage Loan Purchase Agreement (Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 5, 2007) incorporated by reference in Part IV.



                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                 PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.

  Item 9A(T). Controls and Procedures.

            Omitted.

  Item 9B. Other Information.

            None.




                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.




                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents 10% or more of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.



            No entity or group of affiliated entities provides any external credit enhancement or uses any derivative instruments or other support for the certificates within this transaction.



  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.

            No additional affiliations, certain relationships or related transactions have been identified, other than those previously disclosed in the prospectus filed on December 19, 2006.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            The reports on assessment of compliance with servicing criteria for asset backed securities and related attestation reports are attached hereto under Item 15.

            1122(d)(3)(i) - Delinquency Reporting - With respect to Wells Fargo Bank, N.A., as Trustee, the related report on assessment of compliance and attestation report state that during the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. Wells Fargo Bank, N.A. has stated (1) that all such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function; and (2) all necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

            With respect to KeyCorp Real Estate Capital Markets, Inc., as
            Master Servicer, the related servicer compliance statement has disclosed the following material noncompliance with servicing criteria 1122(d)(2)(vii) and 1122(d)(4)(xv), respectively, applicable to KeyCorp Real Estate Capital Markets, Inc.'s platform covered by this report during the year ended December
            31, 2006: (1) one T&I bank reconciliation contained reconciling items for more than 90 days, and (2) three original letters of credit were not maintained at KeyCorp Real Estate Capital Markets, Inc.'s offices. KeyCorp Real Estate Capital Markets, Inc. has stated that (1) appropriate steps will be taken to resolve, within 90 days of identification, all reconciling items on the custodial account bank reconciliations and (2) steps have been taken to retain and secure all original letters of credit in KeyCorp Real Estate Capital Markets, Inc.'s offices, instead of maintaining them with the document custodian.



  Item 1123 of Regulation AB, Servicer Compliance Statement.


           The servicer compliance statements are attached hereto under Item 15.






                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

  (4.1) Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the
        Registrant's Current Report on Form 8-K filed on January 5, 2007) (Incorporated by Reference)

 (10.1) Mortgage Loan Purchase Agreement (Filed as Exhibit 10.1 to the
        Registrant's Current Report on Form 8-K filed on January 5, 2007) (Incorporated by Reference)

 (10.2) Morgage Loan Purchase Agreement (Filed as Exhibit 10.2 to the
        Registrant's Current Report on Form 8-K filed on January 5, 2007) (Incorporated by Reference)

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Bernard Financial Corporation, as Sub-Servicer for KeyCorp Real Estate Capital Markets, Inc. <F2>
      b) Capstone Realty Advisors, LLC, as Sub-Servicer for KeyCorp Real Estate Capital Markets, Inc. <F2>
      c) Collateral Mortgage Capital, LLC, as Sub-Servicer for KeyCorp Real Estate Capital Markets, Inc. <F2>
      d) Draper & Kramer, Inc., as Sub-Servicer for KeyCorp Real Estate Capital Markets, Inc. <F2>
      e) Fifth Third Real Estate Capital Markets Company, as Sub-Servicer for KeyCorp Real Estate Capital Markets, Inc. <F2>
      f) KeyCorp Real Estate Capital Markets, Inc., as Master Servicer <F1>
      g) KeyCorp Real Estate Capital Markets, Inc., as Named Servicer <F2>
      h) KeyCorp Real Estate Capital Markets, Inc., as Master Servicer for the 280 Park Avenue loan, as Master Servicer <F1>
      i) Laureate Capital LLC, as Sub-Servicer for KeyCorp Real Estate Capital Markets, Inc. <F2>
      j) LNR Partners, Inc., as Special Servicer <F1>
      k) LNR Partners, Inc., as Special Servicer for the 280 Park Avenue loan, as Special Servicer <F1>
      l) National Consumer Cooperative Bank, as Special Servicer for the 280 Park Avenue loan, as Special Servicer <F2>
      m) NCB, FSB, as Master Servicer for the 280 Park Avenue loan, as Master Servicer <F2>
      n) NorthMarq Capital, Inc., as Sub-Servicer for KeyCorp Real Estate Capital Markets, Inc. <F2>
      o) Wells Fargo Bank, N.A., as Trustee <F1>
      p) Wells Fargo Bank, N.A., as Custodian <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Bernard Financial Corporation, as Sub-Servicer for KeyCorp Real Estate Capital Markets, Inc. <F2>
      b) Capstone Realty Advisors, LLC, as Sub-Servicer for KeyCorp Real Estate Capital Markets, Inc. <F2>
      c) Collateral Mortgage Capital, LLC, as Sub-Servicer for KeyCorp Real Estate Capital Markets, Inc. <F2>
      d) Draper & Kramer, Inc., as Sub-Servicer for KeyCorp Real Estate Capital Markets, Inc. <F2>
      e) Fifth Third Real Estate Capital Markets Company, as Sub-Servicer for KeyCorp Real Estate Capital Markets, Inc. <F2>
      f) KeyCorp Real Estate Capital Markets, Inc., as Master Servicer <F1>
      g) KeyCorp Real Estate Capital Markets, Inc., as Named Servicer <F2>
      h) KeyCorp Real Estate Capital Markets, Inc., as Master Servicer for the 280 Park Avenue loan, as Master Servicer <F1>
      i) Laureate Capital LLC, as Sub-Servicer for KeyCorp Real Estate Capital Markets, Inc. <F2>
      j) LNR Partners, Inc., as Special Servicer <F1>
      k) LNR Partners, Inc., as Special Servicer for the 280 Park Avenue loan, as Special Servicer <F1>
      l) National Consumer Cooperative Bank, as Special Servicer for the 280 Park Avenue loan, as Special Servicer <F2>
      m) NCB, FSB, as Master Servicer for the 280 Park Avenue loan, as Master Servicer <F2>
      n) NorthMarq Capital, Inc., as Sub-Servicer for KeyCorp Real Estate Capital Markets, Inc. <F2>
      o) Wells Fargo Bank, N.A., as Trustee <F1>
      p) Wells Fargo Bank, N.A., as Custodian <F1>


     (35) Servicer compliance statement.


      a) Bernard Financial Corporation, as Sub-Servicer for KeyCorp Real Estate Capital Markets, Inc. <F3>
      b) Capstone Realty Advisors, LLC, as Sub-Servicer for KeyCorp Real Estate Capital Markets, Inc. <F3>
      c) Collateral Mortgage Capital, LLC, as Sub-Servicer for KeyCorp Real Estate Capital Markets, Inc. <F3>
      d) Draper & Kramer, Inc., as Sub-Servicer for KeyCorp Real Estate Capital Markets, Inc. <F3>
      e) Fifth Third Real Estate Capital Markets Company, as Sub-Servicer for KeyCorp Real Estate Capital Markets, Inc. <F3>
      f) KeyCorp Real Estate Capital Markets, Inc., as Master Servicer <F1>
      g) KeyCorp Real Estate Capital Markets, Inc., as Named Servicer <F3>
      h) KeyCorp Real Estate Capital Markets, Inc., as Master Servicer for the 280 Park Avenue loan, as Master Servicer <F1>
      i) Laureate Capital LLC, as Sub-Servicer for KeyCorp Real Estate Capital Markets, Inc. <F3>
      j) LNR Partners, Inc., as Special Servicer <F1>
      k) LNR Partners, Inc., as Special Servicer for the 280 Park Avenue loan, as Special Servicer <F1>
      l) National Consumer Cooperative Bank, as Special Servicer for the 280 Park Avenue loan, as Special Servicer <F3>
      m) NCB, FSB, as Master Servicer for the 280 Park Avenue loan, as Master Servicer <F3>
      n) NorthMarq Capital, Inc., as Sub-Servicer for KeyCorp Real Estate Capital Markets, Inc. <F3>
      o) Wells Fargo Bank, N.A., as Trustee <F1>
      p) Wells Fargo Bank, N.A., as Custodian <F4>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.

  <F2> The Servicing Participant serviced less than 5% of the deal and is not required under Regulation AB to provide such documentation.

  <F3> The Servicing Participant serviced less than 10% of the deal and is not required under Regulation AB to provide such documentation.

  <F4> The Servicing Participant of the deal is not required under Regulation
       AB to provide such documentation.



                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Credit Suisse First Boston Mortgage Securities Corp.
    (Depositor)



    /s/ Jeffrey A. Altabef
    Jeffrey A. Altabef, Vice President

    Date:      March 30, 2007


  Exhibit Index

  (a) Exhibits


  (4.1) Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the
        Registrant's Current Report on Form 8-K filed on January 5, 2007) (Incorporated by Reference)

 (10.1) Mortgage Loan Purchase Agreement (Filed as Exhibit 10.1 to the
        Registrant's Current Report on Form 8-K filed on January 5, 2007) (Incorporated by Reference)

 (10.2) Morgage Loan Purchase Agreement (Filed as Exhibit 10.2 to the
        Registrant's Current Report on Form 8-K filed on January 5, 2007) (Incorporated by Reference)

     (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

      f) KeyCorp Real Estate Capital Markets, Inc., as Master Servicer
      h) KeyCorp Real Estate Capital Markets, Inc., as Master Servicer for the 280 Park Avenue loan, as Master Servicer
      j) LNR Partners, Inc., as Special Servicer
      k) LNR Partners, Inc., as Special Servicer for the 280 Park Avenue loan, as Special Servicer
      o) Wells Fargo Bank, N.A., as Trustee
      p) Wells Fargo Bank, N.A., as Custodian


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      f) KeyCorp Real Estate Capital Markets, Inc., as Master Servicer
      h) KeyCorp Real Estate Capital Markets, Inc., as Master Servicer for the 280 Park Avenue loan, as Master Servicer
      j) LNR Partners, Inc., as Special Servicer
      k) LNR Partners, Inc., as Special Servicer for the 280 Park Avenue loan, as Special Servicer
      o) Wells Fargo Bank, N.A., as Trustee
      p) Wells Fargo Bank, N.A., as Custodian


     (35) Servicer compliance statement.



      f) KeyCorp Real Estate Capital Markets, Inc., as Master Servicer
      h) KeyCorp Real Estate Capital Markets, Inc., as Master Servicer for the 280 Park Avenue loan, as Master Servicer
      j) LNR Partners, Inc., as Special Servicer
      k) LNR Partners, Inc., as Special Servicer for the 280 Park Avenue loan, as Special Servicer
      o) Wells Fargo Bank, N.A., as Trustee






  Exhibit No.

  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  Re:Credit Suisse Commercial Mortgage Trust 2006-C5 (the "Trust"), Commercial Mortgage Pass-Through Certificates, Series 2006-C5

  I, Jeffrey A. Altabef, a Vice President of Credit Suisse First Boston Mortgage Securities Corp., the depositor into the above-referenced Trust, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports Form 10-D required to be filed in respect of periods included in the year covered by this annual report, of the Trust;

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic report, the servicers have fulfilled their obligations under the pooling and servicing agreement; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     KeyCorp Real Estate Capital Markets, Inc., LNR Partners, Inc. and Wells Fargo Bank, N.A.



     Dated:    March 30, 2007

     /s/ Jeffrey A. Altabef
     Signature

     Vice President
     Title


  EX-33 (f)
(logo) KeyBank
Real Estate Capital


MANAGEMENT'S ASSERTION ON
COMPLIANCE WITH REGULATION AB CRITERIA

KeyCorp Real Estate Capital Markets, Inc. (the "Asserting Party") is responsible for assessing compliance for the transactions listed on Attachment A for the period January 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), except for the criteria set forth in Sections 229.1122(d)(1)(iii), 229.1122(d)(3)(i) - (iv), 229.1122(d)(4)(xv) which the
Asserting Party has concluded are not applicable to the servicing of the transactions listed on Attachment A, backed by commercial mortgage loans and serviced by the Asserting Party (the "Applicable Servicing Criteria").

The Asserting Party has assessed compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, except as discussed in Attachment B, with the Applicable Servicing Criteria for the transactions listed on Attachment A backed by commercial mortgages serviced by the Asserting Party.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria for the Reporting Period as set forth in this assertion.


(page)


KeyCorp Real Estate Capital Markets, Inc.

By: /s/ Marty O'Connor
Marty O'Connor
Executive Vice President
Loan Servicing & Asset Management

/s/ Tony Nemec
Tony Nemec
Senior Vice President
Investor Reporting & Operations

/s/ Bryan Nitcher
Bryan Nitcher
Senior Vice President
Asset Management & Conversions

Date: 3/9/07


(page)


Attachment A

Commercial Mortgage Pass-Through Certificates
KeyCorp Real Estate Capital Markets, Inc.

ML-CFC, Series 2006-2, dated 06/01/2006
Bank of America Commercial Mortgage, Inc, Series 2006-1, dated 03/01/2006 Merrill Lynch Floating Trust Pass-Through Certificates, Series 2006-1, dated 11/01/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-C1, dated
03/01/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-C4, dated
09/01/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-C5, dated
12/01/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-OMA, dated 02/10/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-TFL1, dated 04/09/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-TFL2, dated 11/09/2006
Structured Asset Securities Corporation II, LBUBS Commercial Mortgage Trust 2006-C7, dated 11/13/2006


(page)


Attachment B*

Commercial Mortgage Pass-Through Certificates
KeyCorp Real Estate Capital Markets, Inc.

1. KeyCorp Real Estate Capital Markets, Inc. (KCRECM) has identified the following noncompliance with servicing criteria 1122(d)(2)(vii) and 1122(d)(4)(i) applicable to the commercial loans securitized during the year ended December 31, 2006 as follows:

     a) 1122(d)(2)(vii)- Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts.

     b) 1122(d)(4)(i)- Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.


2.   KCRECM has implemented the following remediation procedures:

     a) 1122(d)(2)(vii)-Although monthly reconciliations were performed timely, reconciling items were not cleared within ninety days. Appropriate steps will be taken to resolve, within ninety days of identification, all reconciling items on the custodial account bank reconciliations.

     b) 1122(d)(4)(i)-Original Letters of Credit were maintained by the Document Custodian instead of KCRECM. Steps have been taken to retain and secure all original Letters of Credit in KCRECM's offices, instead of maintaining them with the Document Custodian.

*Accountants' attestation report covers only item 1 of this Attachment B





  EX-33 (h)
(logo) KeyBank
Real Estate Capital


MANAGEMENT'S ASSERTION ON
COMPLIANCE WITH REGULATION AB CRITERIA

KeyCorp Real Estate Capital Markets, Inc. (the "Asserting Party") is responsible for assessing compliance for the transactions listed on Attachment A for the period January 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), except for the criteria set forth in Sections 229.1122(d)(1)(iii), 229.1122(d)(3)(i) - (iv), 229.1122(d)(4)(xv) which the
Asserting Party has concluded are not applicable to the servicing of the transactions listed on Attachment A, backed by commercial mortgage loans and serviced by the Asserting Party (the "Applicable Servicing Criteria").

The Asserting Party has assessed compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, except as discussed in Attachment B, with the Applicable Servicing Criteria for the transactions listed on Attachment A backed by commercial mortgages serviced by the Asserting Party.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria for the Reporting Period as set forth in this assertion.


(page)


KeyCorp Real Estate Capital Markets, Inc.

By: /s/ Marty O'Connor
Marty O'Connor
Executive Vice President
Loan Servicing & Asset Management

/s/ Tony Nemec
Tony Nemec
Senior Vice President
Investor Reporting & Operations

/s/ Bryan Nitcher
Bryan Nitcher
Senior Vice President
Asset Management & Conversions

Date: 3/9/07


(page)


Attachment A

Commercial Mortgage Pass-Through Certificates
KeyCorp Real Estate Capital Markets, Inc.

ML-CFC, Series 2006-2, dated 06/01/2006
Bank of America Commercial Mortgage, Inc, Series 2006-1, dated 03/01/2006 Merrill Lynch Floating Trust Pass-Through Certificates, Series 2006-1, dated 11/01/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-C1, dated
03/01/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-C4, dated
09/01/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-C5, dated
12/01/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-OMA, dated 02/10/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-TFL1, dated 04/09/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-TFL2, dated 11/09/2006
Structured Asset Securities Corporation II, LBUBS Commercial Mortgage Trust 2006-C7, dated 11/13/2006


(page)


Attachment B*

Commercial Mortgage Pass-Through Certificates
KeyCorp Real Estate Capital Markets, Inc.

1. KeyCorp Real Estate Capital Markets, Inc. (KCRECM) has identified the following noncompliance with servicing criteria 1122(d)(2)(vii) and 1122(d)(4)(i) applicable to the commercial loans securitized during the year ended December 31, 2006 as follows:

     a) 1122(d)(2)(vii)- Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts.

     b) 1122(d)(4)(i)- Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.


2.   KCRECM has implemented the following remediation procedures:

     a) 1122(d)(2)(vii)-Although monthly reconciliations were performed timely, reconciling items were not cleared within ninety days. Appropriate steps will be taken to resolve, within ninety days of identification, all reconciling items on the custodial account bank reconciliations.

     b) 1122(d)(4)(i)-Original Letters of Credit were maintained by the Document Custodian instead of KCRECM. Steps have been taken to retain and secure all original Letters of Credit in KCRECM's offices, instead of maintaining them with the Document Custodian.

*Accountants' attestation report covers only item 1 of this Attachment B





  EX-33 (j)
REPORT ON ASSESSMENT OF COMPLIANCE WITH REGULATION AB
SERVICING CRITERIA


LNR Partners, Inc., (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), except for criteria 229.1122(d)(1)(iii), (3)(i)(c), (3)(i)(d),
(3)(ii), (3)(iii), (3)(iv), (4)(ix), (4)(x), 4(xi), 4(xii), 4(xiii) and (4)(xv)
of the CFR, which the Asserting Party has concluded are not applicable to the activities it performs with respect to the commercial mortgage-backed securities transactions covered by this report (such criteria, after giving effect to the exceptions identified above, the "Applicable Servicing Criteria"). The transactions covered by this report, include the commercial mortgage-backed securities transactions for which the Asserting Party served as Special Servicer, that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform Transactions").

The Asserting Party has assessed its compliance with the Applicable
Servicing Criteria for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform Transactions taken as a whole.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria for the Reporting Period.


Date: February 28, 2007


LNR PARTNERS INC., as Special Servicer


/s/ Susan K. Chapman
By: Susan K. Chapman
    Vice President





  EX-33 (k)
REPORT ON ASSESSMENT OF COMPLIANCE WITH REGULATION AB
SERVICING CRITERIA


LNR Partners, Inc., (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), except for criteria 229.1122(d)(1)(iii), (3)(i)(c), (3)(i)(d),
(3)(ii), (3)(iii), (3)(iv), (4)(ix), (4)(x), 4(xi), 4(xii), 4(xiii) and (4)(xv)
of the CFR, which the Asserting Party has concluded are not applicable to the activities it performs with respect to the commercial mortgage-backed securities transactions covered by this report (such criteria, after giving effect to the exceptions identified above, the "Applicable Servicing Criteria"). The transactions covered by this report, include the commercial mortgage-backed securities transactions for which the Asserting Party served as Special Servicer, that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform Transactions").

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform Transactions taken as a whole.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria for the Reporting Period.


Date: February 28, 2007


LNR PARTNERS INC., as Special Servicer

     /s/ Susan K. Chapman
By:  Susan K. Chapman
Vice President





  EX-33 (o)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





  EX-33 (p)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





  EX-34 (f)
Report of Independent Registered Public Accounting Firm


Board of Directors
KeyCorp Real Estate Capital Markets, Inc.


We have examined management's assertion, included in the accompanying Management's Assertion on Compliance With Regulation AB Criteria, that KeyCorp Real Estate Capital Markets, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the commercial mortgage loans securitized in 2006 (the "Platform"), except for the instances of material noncompliance described therein, as of and for the year ended December 31, 2006, and except for criteria 1122(d)(1)(iii), 1122(d)(3)(i), 1122(d)(3)(ii), 1122(d)(3)(iii), 1122(d)(3)(iv),
and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria based on our examination.

Our examination was conducted in accordance with standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. Although the Company is responsible for assessing compliance with Sections 1122(d)(4)(iii), (vi) and (vii) of Regulation AB, there were no servicing activities performed by the Company during the year ended December 31, 2006 that required these servicing criteria to be complied with. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material noncompliance with servicing criteria 1122(d)(2)(vii) and 1122(d)(4)(i) applicable to the Company's Platform covered by this report during the year ended December 31, 2006. Servicing criteria 1122(d)(2)(vii) - Reconciling items on the monthly bank reconciliations were not cleared within 90 days, and 1122(d)(4)(i) - Collateral on pool assets was not maintained as required by the transaction agreements.


(page)


The information in Management's Assertion on Compliance With Regulation AB Criteria in Item 2 of Attachment B (i.e. remediation procedures) is presented by the Company for information purposes. Such information has not been subjected to the procedures applied in our examination of management's assertion as described above, and accordingly, we express no opinion on it.

In our opinion, except for the material noncompliance described in the forth paragraph, the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the commercial mortgage loans Platform is fairly stated, in all material respects.


/s/ Ernst & Young LLP

Cleveland, Ohio
March 9, 2007





  EX-34 (h)

Report of Independent Registered Public Accounting Firm


Board of Directors
KeyCorp Real Estate Capital Markets, Inc.


We have examined management's assertion, included in the accompanying Management's Assertion on Compliance With Regulation AB Criteria, that KeyCorp Real Estate Capital Markets, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the commercial mortgage loans securitized in 2006 (the "Platform"), except for the instances of material noncompliance described therein, as of and for the year ended December 31, 2006, and except for criteria 1122(d)(1)(iii), 1122(d)(3)(i), 1122(d)(3)(ii), 1122(d)(3)(iii), 1122(d)(3)(iv),
and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria based on our examination.

Our examination was conducted in accordance with standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. Although the Company is responsible for assessing compliance with Sections 1122(d)(4)(iii), (vi) and (vii) of Regulation AB, there were no servicing activities performed by the Company during the year ended December 31, 2006 that required these servicing criteria to be complied with. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material noncompliance with servicing criteria 1122(d)(2)(vii) and 1122(d)(4)(i) applicable to the Company's Platform covered by this report during the year ended December 31, 2006. Servicing criteria 1122(d)(2)(vii) - Reconciling items on the monthly bank reconciliations were not cleared within 90 days, and 1122(d)(4)(i) - Collateral on pool assets was not maintained as required by the transaction agreements.


(page)


The information in Management's Assertion on Compliance With Regulation AB Criteria in Item 2 of Attachment B (i.e. remediation procedures) is presented by the Company for information purposes. Such information has not been subjected to the procedures applied in our examination of management's assertion as described above, and accordingly, we express no opinion on it.

In our opinion, except for the material noncompliance described in the forth paragraph, the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the commercial mortgage loans Platform is fairly stated, in all material respects.


/s/ Ernst & Young LLP

Cleveland, Ohio
March 9, 2007





  EX-34 (j)
(logo) Deloitte

Deloitte & Touche LLP
Certified Public Accountants
Suite 400
200 South Biscayne Boulevard
Miami, FL 33131-2310
USA

Tel: +1 305 372 3100
Fax: +1 305 372 3160
www.deloitte.com


To the Board of Directors of
LNR Partners, inc.:


We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that LNR Partners, Inc., (the "Company") complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the commercial mortgage-backed securities transactions for which the Asserting Party served as special servicer, that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform") as of and for the year ended December 31, 2006, excluding criteria 229.1122(d)(1)(iii),
(3)(i)(c), (3)(i)(d), (3)(ii), (3)(iii), (3)(iv), (4)(ix), (4)(x),
(4)(xi),(4)(xii), (4)(xiii) and (4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each specific asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the commercial mortgage-backed securities Platform is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP
February 28, 2007


Member of
Deloitte Touche Tohmatsu





  EX-34 (k)
(logo) Deloitte

Deloitte & Touche LLP
Certified Public Accountants
Suite 400
200 South Biscayne Boulevard
Miami, FL 33131-2310
USA

Tel: +1 305 372 3100
Fax: +1 305 372 3160
www.deloitte.com


To the Board of Directors of
LNR Partners, Inc.:


We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that LNR Partners, Inc., (the "Company") complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the commercial mortgage-backed securities transactions for which the Asserting Party served as special servicer, that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform") as of and for the year ended December 31, 2006, excluding criteria 229.1122(d)(1)(iii),
(3)(i)(c), (3)(i)(d), (3)(ii), (3)(iii), (3)(iv), (4)(ix), (4)(x),
(4)(xi),(4)(xii), (4)(xiii) and (4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each specific asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the commercial mortgage-backed securities Platform is fairly stated, in all material respects.


/s/ Deloitte & Touche LLP
February 28, 2007


Member of
Deloitte Touche Tohmatsu





  EX-34 (o)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





  EX-34 (p)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





  EX-35 (f)
(logo) KeyBank
Real Estate Capital

911 Main Street, Suite 1500
Kansas City, MO 64105
Tel: 816-221-8800
Fax: 816-221-8051
Toll Free: 888-979-1200


March 13, 2007

Statement of Compliance
For Period ending December 31, 2006


Re: Transactions per Attachment A

I, Bryan S. Nitcher, in my capacity as Senior Vice President of KeyCorp Real Estate Capital Markets, Inc., do hereby state that:

* A review of the Primary Servicing and Master Servicing activities of KBREC during the above stated period and of its performance, under the Agreement, has been made under my supervision.

* To the best of my knowledge, based on such review, KBREC has fulfilled all of its obligations under the Agreement in all material respects, except for:

1. 1122(d)(2)(vii) - Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts.

a. One T&I bank reconciliation contained reconciling items for more than ninety days. Although monthly reconciliations are performed timely, appropriate steps will be taken to resolve, within ninety days of identification, all reconciling items on the custodial account bank reconciliations.

2. 1122(d)(4)(xv) - Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.

a. Three original Letters of Credit were not maintained at KCRECM's office. Steps have been taken to retain and secure all original Letters of Credit in KCRECM's offices, instead of maintaining them with the Document Custodian.

By:
/s/ Bryan S. Nitcher
Bryan S. Nitcher
Senior Vice President

Date:
3-13-07


(page)


Attachment A to Annual Compliance Statement

Commercial Mortgage Pass-Through Certificates
KeyCorp Real Estate Capital Markets, Inc. as Master Servicer

Credit Suisse First Boston Mortgage Series Corp., Series 2006-C1, dated
03/01/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-C4, dated
09/01/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-C5, dated
12/01/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-OMA, dated 02/10/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-TFL1, dated 04/09/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-TFL2, dated 11/09/2006
Merrill Lynch Floating Trust Pass-Through Certificates, Series 2006-1, dated 11/01/2006
ML-CFC, Series 2006-2, dated 06/01/2006

Commercial Mortgage Pass-Through Certificates
KeyCorp Real Estate Capital Markets, Inc., as Primary Servicer

Bank of America Commercial Mortgage, Inc., Series 2006-1, dated 03/01/2006 Structured Asset Securities Corporation II, LBUBS Commercial Mortgage Trust 2006-C7, dated 11/13/2006





  EX-35 (h)
(logo)KeyBank
Real Estate Capital

911 Main Street, Suite 1500
Kansas City, MO 64105
Tel: 816-221-8800
Fax: 816-221-8051
Toll Free: 888-979-1200


March 13, 2007


Statement of Compliance
For Period ending December 31, 2006


Re: Transactions per Attachment A

I, Bryan S. Nitcher, in my capacity as Senior Vice President of KeyCorp Real Estate Capital Markets, Inc., do hereby state that:

 * A review of the Primary Servicing and Master Servicing activities of KBREC during the above stated period and of its performance, under the Agreement, has been made under my supervision.

 * To the best of my knowledge, based on such review, KBREC has fulfilled all of its obligations under the Agreement in all material respects, except for:

1. 1122(d)(2)(vii) - Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts.

a. One T&I bank reconciliation contained reconciling items for more than ninety days. Although monthly reconciliations are performed timely, appropriate steps will be taken to resolve, within ninety days of identification, all reconciling items on the custodial account bank reconciliations.

2. 1122(d)(4)(xv) - Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.

a. Three original Letters of Credit were not maintained at KCRECM's office. Steps have been taken to retain and secure all original Letters of Credit in KCRECM's offices, instead of maintaining them with the Document Custodian.


By
/s/ Bryan S. Nitcher
Bryan S. Nitcher
Senior Vice President

Date:
3-13-0


(page)


Attachment A to Annual Compliance Statement

Commercial Mortgage Pass-Through Certificates
KeyCorp Real Estate Capital Markets, Inc. as Master Servicer

Credit Suisse First Boston Mortgage Series Corp., Series 2006-Cl, dated 03/01/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-C4, dated 09/01/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-C5, dated 12/01/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-OMA, dated 02/10/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-TFL1, dated 04/09/2006
Credit Suisse First Boston Mortgage Series Corp., Series 2006-TFL2, dated 11/09/2006
Merrill Lynch Floating Trust Pass-Through Certificates, Series 2006-1, dated 11/01/2006
ML-CFC, Series 2006-2, dated 06/01/2006

Commercial Mortgage Pass-Through Certificates
KeyCorp Real Estate Capital Markets, Inc., as Primary Servicer

Bank of America Commercial Mortgage, Inc., Series 2006-1, dated 03/01/2006 Structured Asset Securities Corporation II, LBUBS Commercial Mortgage Trust 2006-C7, dated 11/13/2006





  EX-35 (j)
ANNUAL STATEMENT OF COMPLIANCE

Pooling and Servicing Agreement dated December 1, 2006 (the "Pooling and Servicing Agreement") by and among Credit Suisse First Boston Mortgage Securities Corp., as depositor, Wells Fargo Bank, N.A., as trustee, Keycorp Real Estate Capital Markets, Inc., as master servicer and LNR Partners, Inc. as special servicer (the "Special Servicer")

CSMC 2006-C5


I, Susan K. Chapman, a Vice President of LNR Partners, Inc. as Special Servicer under the Pooling and Servicing Agreement, on behalf of the Special Servicer and not in my individual capacity, hereby certify that:

1. I have reviewed the activities performed by the Special Servicer under the Pooling and Servicing Agreement during the period ending the end of the fiscal year 2006 (the "Reporting Period") and the Special Servicer's performance under the Pooling and Servicing Agreement has been made under my supervision; and

2. To the best of my knowledge, based on such review, the Special Servicer has fulfilled its obligations under the Pooling and Servicing Agreement in all material respects throughout the Reporting Period.


LNR PARTNERS, INC.


By: /s/ Susan K. Chapman
Susan K. Chapman
Vice President





  EX-35 (k)
ANNUAL STATEMENT OF COMPLIANCE

Pooling and Servicing Agreement dated December 1, 2006 (the "Pooling and Servicing Agreement") by and among Credit Suisse First Boston Mortgage Securities Corp., as depositor, Keycorp Real Estate Capital Markets, Inc., as master servicer, Wells Fargo Bank, N.A., as trustee and LNR Partners as special servicer (the "Special Servicer")

CSMC 2006-C4


I, Susan K. Chapman, a Vice President of LNR Partners, Inc. as Special Servicer under the Pooling and Servicing Agreement, on behalf of the Special Servicer and not in my individual capacity, hereby certify that:

1. I have reviewed the activities performed by the Special Servicer under the Pooling and Servicing Agreement during the period ending the end of the fiscal year 2006 (the "Reporting Period") and the Special Servicer's performance under the Pooling and Servicing Agreement has been made under my supervision; and

2. To the best of my knowledge, based on such review, the Special Servicer has fulfilled its obligations under the Pooling and Servicing Agreement in all material respects throughout the Reporting Period.


LNR PARTNERS, INC.


/s/ Susan K. Chapman
Susan K. Chapman
Vice President





  EX-35 (o)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 12, 2007

Credit Suisse First Boston Mortgage Securities Corp.
11 Madison Ave
4th Floor
New York, ny 10010

RE: Annual Statement As To Compliance for Credit Suisse Commercial Mortgage Trust 2006-C5

Per Section 11.11 of the Pooling and Servicing Agreement, dated as of 12/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Trustee), hereby certifies the following for the 2006 calendar year or portion thereof:

(A) a review of such Certifying Servicer's activities during the preceding fiscal year or portion thereof and of such Certifying Servicer's performance under this Agreement (or the applicable sub-servicing agreement, as the case may be), has been made under such officer's supervision and

(B) to the best of such officer's knowledge, based on such review, such Certifying Servicer has fulfilled all its obligations under this Agreement, or the applicable sub-servicing agreement or primary servicing agreement in the case of an Additional Servicer, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.




Certified By:
/s/ Judith J. Rishel
Judith J. Rishel
Vice President

Certified By:
/s/ Gordon Johnson